Form 10-Q
period 2026-04-30
Starlink AI Acquisition Corp
filed 2026-06-18
CIK 2094076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to          .

Commission File No. 001-43274

Starlink AI Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

605W W 42nd Street, New York, NY 10036

(Address of principal executive offices) (Zip Code)

+1 347 275 0282

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, par value US$0.0001 per share, and one right to receive one-fourth (1/4) of one ordinary share	OTAIU	New York Stock Exchange
Ordinary shares, par value US$0.0001 per share	OTAI	New York Stock Exchange
Rights, each entitling the holder to receive one-fourth (1/4) of one ordinary share upon completion of an initial business combination	OTAIR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of June 14, 2026, there were 13,751,250 ordinary shares, par value US$0.0001 per share, issued and outstanding.

Starlink AI Acquisition Corporation

FORM 10-Q

For the Quarter Ended April 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STARLINK AI ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	April 30,2026 (Unaudited)	January 31, 2026
Assets:
Current Assets
Cash	$399,100	$100,000
Total Current Assets	399,100	100,000

Deferred offering costs	319,084	232,134
Total Assets	$718,184	$332,134

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$-	$3,000
Due to related party	480,827	58,921
Promissory note – related party	300,000	300,000
Total Current Liabilities	780,827	361,921

Commitments and Contingencies – see Note 6

Shareholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,875,000 shares issued and outstanding(1)	287	287
Additional paid-in capital	24,713	24,713
Accumulated deficit	(87,643)	(54,787)
Total Shareholders’ Deficit	(62,643)	(29,787)
Total Liabilities and Shareholders’ Deficit	$718,184	$332,134

(1)

Ordinary shares have been retroactively restated to reflect the issuance of an additional 1,150,000 founder shares to the sponsors for no consideration on February 20, 2026, including an aggregate of up to 375,000 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

As a result of the partial exercise of the underwriters’ over-allotment option which was closed on May 27, 2026, 125,000 shares of the total 375,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARLINK AI ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three Months ended April 30, 2026
Formation and operating costs	$32,856
Loss from operations	(32,856)
Net loss	$(32,856)

Basic and diluted weighted average shares outstanding(1)	2,500,000
Basic and diluted net loss per share	$(0.01)

(1)

Excludes an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). Ordinary shares have been retroactively restated to reflect the issuance of an additional 1,150,000 founder shares to the sponsors for no consideration in February 2026, including an aggregate of up to 375,000 ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

As a result of the partial exercise of the underwriters’ over-allotment option which was closed on May 27, 2026, 125,000 shares of the total 375,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARLINK AI ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED APRIL 30, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Deficit
Balance–January 31, 2026	2,875,000	$287	$24,713	$(54,787)	$(29,787)
Net loss	-	-	-	(32,856)	(32,856)
Balance–April 30, 2026	2,875,000	$287	$24,713	$(87,643)	$(62,643)

(1)	Ordinary shares have been retroactively restated to reflect the issuance of an additional 1,150,000 founder shares to the sponsors for no consideration on February 20, 2026, including an aggregate of up to 375,000 shares of ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the partial exercise of the underwriters’ over-allotment option which was closed on May 27, 2026, 125,000 shares of the total 375,000 ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARLINK AI ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three Months Ended April 30, 2026
Cash Flows from Operating Activities:
Net loss	$(32,856)
Changes in operating assets and liabilities:
Accrued expenses	(3,000)
Net cash used in operating activities	(35,856)

Cash Flows from Financing Activities:
Advances from related party	334,956
Net cash provided by financing activities	334,956

Net change in cash	299,100
Cash, Beginning of period	100,000
Cash, End of the period	$399,100

Supplemental Disclosures of Noncash Financing Activities
Deferred offering costs paid by related party	$86,950

The accompanying notes are an integral part of the unaudited condensed financial statements.

STARLINK AI ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization, Business Operations

Starlink AI Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on September 29, 2025. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of April 30, 2026, the Company had not commenced any operations. All activities through April 30, 2026 are related to the Company’s organizational activities as well as activities related to completing the initial public offering (“IPO”), which are described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and sale of Private Units (as defined below). The Company has selected January 31 as its fiscal year end.

The Company’s sponsor is JKapital Ltd. (the “Sponsor”), a BVI business company with limited liability.

The registration statement for the IPO was declared effective on May 7, 2026. On May 11, 2026, the Company consummated its IPO of 10,000,000 units (the “Public Units”). The Public Units were sold at an offering price of $10.00 per unit generating gross proceeds of $100,000,000. Simultaneously with the IPO, the Company sold to its Sponsor 221,500 units at $10.00 per unit (the “Private Units”) in a private placement generating total gross proceeds of $2,215,000, which is described in Note 4.

The Company granted the underwriters a 45-day option to purchase up to an additional 1,500,000 Units (the “Option Units”) at $10.00 per unit to cover over-allotments, if any. On May 20, 2026, the underwriters notified the Company of their partial exercise of the over-allotment option to purchase 500,000 additional units (the “Option Units”) at $10.00 per unit. The closing of the issuance and sale of the Option Units occurred on May 27, 2026, generating total gross proceeds of $5,000,000. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 4,750 Private Units to the Sponsor, at a price of $10.00 per Private Unit, generating gross proceeds of $47,500.

Upon the underwriters’ partial exercise of the over-allotment option, transaction costs amounted to $5,000,995, consisting of $472,500 upfront underwriting commission paid in cash at the closing date of the IPO and the over-allotment option, $3,675,000 deferred underwriting commission (representing 3.5% of the gross proceeds payable from the Trust Account upon the closing of the initial Business Combination), and $853,495 of legal and other offering costs. On the IPO date, $718,100 in cash was held outside the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

A total of $105,525,000 ($10.05 per Unit) of the net proceeds from the sales of Units in the IPO, the Option Units and the Private Placements Units on May 11, 2026 and May 27, 2026, were placed in a trust account (the “Trust Account”). The funds held in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s post-offering memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the public shares if the Company does not complete the Company’s initial Business Combination within 12 months from the closing date of this offering (or 15 months in the event that a definitive business combination agreement has been publicly announced within such 12-month period) (the “Completion Window”, subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the Completion Window may be extended by shareholders via an amendment to the Company’s post-offering memorandum and articles of association), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of all of our public shares if the company is unable to complete their initial business combination within 12 months from the closing date of this offering (or 15 months in the event that a definitive business combination agreement has been publicly announced within such 12-month period) (unless such Completion Window is extended by shareholders via an amendment to the Company’s post-offering memorandum and articles of association), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. If the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its post-offering memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Shareholders”) and the underwriter has agreed (a) to vote its Founder Shares, Private Shares (as defined in Note 4), shares issued as underwriting commissions (see Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the post-offering memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Company will have 12 months from the closing date of IPO (or 15 months in the event that a definitive business combination agreement has been publicly announced within such 12-month period) to complete its initial Business Combination. If the Company is unable to complete its initial Business Combination within such period, unless the Company extends such period pursuant to its post-offering memorandum and articles of association (subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the Completion Window may be extended by shareholders via an amendment to our post-offering memorandum and articles of association), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, if any (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares in connection with the completion of initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our post-offering memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the ordinary shares the right to have their shares redeemed in connection with initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Completion Window, or (B) with respect to any other provision relating to the rights of holders of our ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fail to consummate an initial business combination within the Completion Window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fail to complete its initial business combination within the prescribed time frame). If the Company seeks shareholders’ approval, we will complete its initial business combination only if the Company obtain the approval of an ordinary resolution under Cayman Islands law and the Company’s post-offering memorandum and articles of association. In such case, the initial shareholder has agreed to vote on its founder shares and public shares in favor of initial business combination.

In order to protect the amounts held in the Trust Account, The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure the Sponsor will be able to satisfy those obligations.

Going Concern Consideration

As of April 30, 2026, the Company had $399,100 in cash and working capital deficit of $381,727. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until May 11, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will be required to cease all operations and proceed to wind up, dissolve and liquidate in accordance with its Amended and Restated Memorandum and Articles of Association and applicable Cayman Islands law. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statement. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including tariffs, rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing global conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on May 15, 2026. The interim results for the three months ended April 30, 2026 are not necessarily indicative of the results that may be expected through January 31, 2027 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing the financial statement in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $399,100 and $100,000 in cash and none in cash equivalents as of April 30, 2026 and January 31, 2026, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1, “Other Assets and Deferred Costs – SEC Materials” (“ASC 340-10-S99”) and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. As of April 30, 2026, deferred offering costs were $319,084. Upon the completion of the IPO and the partial exercise of the over-allotment option in May 2026, total offering costs were $5,000,995 consisting of $472,500 upfront cash underwriting fee, $3,675,000 deferred underwriting fee and $853,495 of legal and other expenses that are directly related to the IPO and the underwriters’ partial exercise of the over-allotment option. These costs were charged to shareholders’ equity upon the completion of the IPO and the partial exercise of the over-allotment option.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 10,500,000 ordinary shares sold as part of the Units in the IPO and partial exercise of over-allotment option were issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity has been allocated to the proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Rights Accounting

The Company accounts for rights as either equity-classified or liability-classified instrument based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights to be issued upon the closing of the IPO and private placements meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of ordinary shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Notes 5). As of April 30, 2026 and January 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of April 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted this guidance on February 1, 2026 and there was no significant impact.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

On May 11, 2026 and May 27, 2026, the Company sold 10,000,000 Units and 500,000 Option Units, respectively, at a price of $10.00 per Unit. Each Unit consists of one ordinary share, par value $0.0001 per share and one right (the “Public Right”). Each Public Right entitles the holder to receive one-fourth (1/4) of one ordinary share upon the consummation of the Company’s initial Business Combination. The Company will not issue fractional shares upon conversion of the rights. As a result, the holder must hold rights in multiples of four in order to receive shares for all of their rights upon closing of a Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the over-allotment option, the Sponsor purchased an aggregate of 221,500 Private Units and 4,750 Private Units at a price of $10.00 per Private Unit, respectively, for an aggregate purchase price of $2,262,500.

Each Private Unit will consist of one ordinary share (“Private Share”) and one right (“Private Right”). Each Private Right will receive one-fourth (1/4) of one ordinary share upon the consummation of a Business Combination. The proceeds from the Private Units were added to the proceeds from the IPO which were deposited in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire and become worthless.

Note 5 — Related Party Transactions

Founder Shares

On September 29, 2025, the Company agreed to issue to the Sponsor 1,725,000 ordinary shares with a par value of $0.0001 per share (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0145 per share pursuant to a share subscription agreement. On February 20, 2026, the Company issued an additional 1,150,000 founder shares to the sponsors for no consideration. As a result, the sponsors hold a total of 2,875,000 founder shares, or approximately $0.0087 per share.

As of April 30, 2026, there were 2,875,000 Founder Shares issued and outstanding, which were retroactively restated to reflect the issuance of 1,150,000 additional founder shares to the Sponsor on February 20, 2026 for no consideration. Pursuant to the Securities Subscription Agreement, as amended, up to 375,000 of the Founder Shares are subject to forfeiture to the extent that the underwriters’ Over-Allotment Option is not exercised in full or in part, so that the Sponsor will beneficially own 20% of the Company’s issued and outstanding shares after the IPO (not including the shares underlying the Private Units and assuming the Sponsor does not purchase any Public Shares in the IPO and excluding the Private Units).

The Founder Shares are identical to the ordinary shares included in the Units being sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor, officers and directors of the Company will enter into a letter agreement with the Company, pursuant to which they will agree (A) to waive their redemption rights with respect to the Founder Shares, private placement shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and private placement shares if the Company fails to complete its initial Business Combination within 12 months from the closing date of this offering (or 15 months in the event that a definitive business combination agreement has been publicly announced within such 12-month period) (subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the Completion Window may be extended by shareholders via an amendment to the post-offering memorandum and articles of association), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iii) the Founder Shares and private placement shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement to be entered into with the Company, to vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to certain permitted transferees) until the earlier of 180 days after the date of the consummation of the Company’s initial Business Combination or the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination.

Due to Related Party

The Sponsor paid certain formation or operating costs on behalf of the Company; the Company also received additional funds from the Sponsor. These amounts are due on demand and non-interest bearing. As of April 30, 2026, the amount due to the related party was $480,827.

Promissory Note — Related Party

On September 29, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free; the principal may be drawn down from time to time upon a written request from the Company to the Sponsor. The Promissory Note is due on the earlier of: (i) December 31, 2026 or (ii) the date on which the Company consummates an initial public offering of its securities. Subsequent to the balance sheet date, the total outstanding balance of $300,000 under the promissory notes were repaid on May 11, 2026.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,000,000 of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per Unit at the option of the lender. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

As of April 30, 2026 and January 31, 2026, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares issued and outstanding on the date of this prospectus, as well as the holders of the private units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any ordinary shares issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriter, A.G.P./Alliance Global Partners (“A.G.P.”), a 45-day option from the effective date of the Registration Statement (May 7, 2026) to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the applicable underwriting discounts and commissions, expiring on June 21, 2026.

The underwriters were entitled to a cash underwriting discount of 0.45% of the gross proceeds of the IPO and over-allotment, or $472,500 which was paid upon the closing of the IPO and the underwriters’ partial exercise of the over-allotment option. The underwriters were also entitled to an aggregate of 150,000 ordinary shares (“Representative Shares”), as part of representative compensation, which were issued upon the closing of the IPO. Finally, a deferred underwriting discount of 3.5% of the gross proceeds remaining in the Trust Account will be payable in cash as upon the closing of the initial Business Combination.

Representative Shares

The Representative Shares have the same terms as any founder shares issued as part of the IPO and shall be subject to a 180-day lock-up from the closing of the IPO. The Representative Shares provide customary anti-dilution provisions (for stock dividends and splits and recapitalizations) consistent with FINRA Rule 5110, and further, the number of shares underlying the Representative Shares shall be reduced, if necessary, to comply with FINRA rules or regulations.

Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of this offering, subject to exceptions pursuant to Rule 5110(e)(2).

Note 7 - Shareholder’s Deficit

Ordinary Shares — The Company is authorized to issue up to 500,000,000 ordinary shares with a par value of $0.0001 per share. On September 29, 2025, the Company issued 1,725,000 ordinary shares to the Sponsor for $25,000, or approximately $0.0145 per share. On February 20, 2026, the Company issued an additional 1,150,000 founder shares to the Sponsor for no consideration. As a result, the Sponsor holds a total of 2,875,000 founder shares, or approximately $0.0087 per share. Founder Shares were retroactively restated to reflect the February 20, 2026 issuance.

As of April 30, 2026 and January 31, 2026, there were 2,875,000 Founder Shares issued and outstanding, of which up to 375,000 of the Founder Shares are subject to forfeiture to the extent that the underwriters’ Over-Allotment Option is not exercised in full or in part. As a result of the partial exercise of the underwriters’ over-allotment option which was closed on May 27, 2026, 125,000 shares of the total 375,000 shares of ordinary shares were no longer subject to forfeiture.

Rights — Each holder of a right will receive one-fourth (1/4) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive their additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per ordinary share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively convert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the completion window and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the ordinary shares underlying the rights.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the assets, operating results and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The CODM reviews the position of total assets available to assess if the Company has sufficient resources available to discharge its liabilities.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Three Months Ended April 30, 2026
Formation and operating costs	$32,856

The key measure of segment profit or loss reviewed by our CODM is formation and operating costs. Formation and operating costs include accounting expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses, and are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the following subsequent events were identified:

On May 7, 2026, the Company’s registration statement for the IPO was declared effective by the SEC, and the Company entered into an Administrative Services Agreement with the Sponsor, pursuant to which the Company agreed to pay the Sponsor $10,000 per month for office space and administrative and support services. This agreement will remain in effect until the earlier of the consummation of the Company’s initial Business Combination or the Company’s liquidation.

On May 11, 2026, the Company consummated its IPO of 10,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, the Company completed the sale of 221,500 Private Units to the Sponsor at a price of $10.00 per Private Unit, generating gross proceeds of $2,215,000. In addition, the Company issued 150,000 ordinary shares to A.G.P./Alliance Global Partners as representative compensation (the “Representative Shares”), which are subject to a 180-day lock-up from the closing of the IPO. On the same date, the Company repaid the full outstanding balance of $300,000 under the unsecured promissory note with the Sponsor out of the offering proceeds not held in the Trust Account.

On May 20, 2026, the underwriters notified the Company of their partial exercise of the over-allotment option to purchase 500,000 additional units (the “Option Units”) at $10.00 per unit. The closing of the issuance and sale of the Option Units occurred on May 27, 2026, generating total gross proceeds of $5,000,000. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an aggregate of 4,750 Private Units to the Sponsor at a price of $10.00 per Private Unit, generating gross proceeds of $47,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “us” “our” or “the Company” refer to Starlink AI Acquisition Corporation, a blank check company newly incorporated as a Cayman Islands exempted company for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to JKapital Ltd., a British Virgin Islands business company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) on May 7, 2026 (the “Final Prospectus”) in connection with its initial public offering (the “IPO”). The Company’s filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on September 29, 2025, for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We intend to utilize cash derived from the proceeds of our IPO, the sale of the Private Units (as defined below), our securities, debt or a combination of cash, securities and debt. Our Sponsor is JKapital Ltd.

The registration statement on Form S-1 for our IPO was declared effective on May 7, 2026. On May 11, 2026, we consummated our IPO of 10,000,000 units (the “Units,” each a “Unit”). Each Unit consists of one ordinary share, par value US$0.0001 per share, of the Company (each an “Ordinary Share,” collectively the “Ordinary Shares”) and one right (each a “Right”), with each Right entitling the holder to receive one-fourth of one Ordinary Share upon the consummation of the Company’s initial business combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $100,000,000 to the Company. The underwriters were granted a 45-day option from the date of the Final Prospectus to purchase up to an additional 1,500,000 Units to cover over-allotments, if any.

Simultaneously with the consummation of the IPO, we consummated the private placement (the “Private Placement”) of 221,500 Units to the Sponsor (each, a “Private Unit” and collectively, the “Private Units”), at a price of $10.00 per Unit, generating gross proceeds of $2,215,000.

On May 20, 2026, the underwriters partially exercised the over-allotment option to purchase 500,000 Units (the “Option Units”) at a price of $10.00 per Unit. On May 27, 2026, we completed the sale of the Option Units to the underwriters, generating gross proceeds of $5,000,000. Simultaneously with the closing of the Over-Allotment Units, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of additional 4,750 Private Units by the Sponsor, at a price of $10.00 per Unit, generating gross proceeds of $47,500.

Following the closing of the IPO, the partial exercise of the over-allotment option and the Private Placement, a total of $105,525,000 ($10.05 per Unit) was held in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). We incurred total transaction costs of $5,000,995, consisting of $472,500 upfront underwriting commission paid in cash at the closing date of the IPO and the partial exercise of the over-allotment option, $3,675,000 deferred underwriting commission (representing 3.5% of the gross proceeds payable from the Trust Account upon the closing of the initial Business Combination), and $853,495 of legal and other offering costs. On the IPO date, $718,100 in cash was held outside the Trust Account and is available for working capital purposes.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Our Amended and Restated Memorandum and Articles of Association provide that we will have until 12 months from the closing of the IPO (or 15 months in the event that a definitive business combination agreement has been publicly announced during such 12-month period), or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. We refer to the time period we have to complete an initial business combination, as it may be extended as described above, as the “completion window.” If we have not completed our initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of funds withdrawn to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 29, 2025 (inception) through April 30, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended April 30, 2026, we had a net loss of $32,856, all of which consisted of formation and operating costs.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Going Concern Consideration

As of April 30, 2026, the Company had $399,100 in cash and working capital deficit of $381,727. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a $300,000 promissory note and advances from the sponsor.

We intend to use substantially all of the funds held in the Trust Account, including interest earned on the Trust Account (net of taxes payable and less up to $100,000 of interest to pay liquidation and dissolution expenses), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such working capital loans may be convertible into units upon the consummation of our initial business combination at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until May 11, 2027 (unless the Company extends such period) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate.

Commitments and Contractual Obligations

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor, effective from the date of the Final Prospectus through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services.

Underwriting Agreement

We granted the underwriters a 45-day option following the date of the Final Prospectus to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On May 20, 2026, the underwriters partially exercised the over-allotment option to purchase the Option Units at $10.00 per unit. The closing of the issuance and sale of the Option Units occurred on May 27, 2026. As a result of the partial exercise of the underwriters’ over-allotment option, 125,000 out of the total 375,000 ordinary shares held by the Sponsor were no longer subject to forfeiture. As of the date of issuance of these financial statements, the over-allotment option held by the underwriters has not yet expired.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of April 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. Making estimates requires management to exercise significant judgement. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from the estimates made by our management. As of April 30, 2026, we have not identified any critical accounting estimates.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted this guidance on February 1, 2026 and there was no significant impact.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended April 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

We are not currently required to certify and report on our internal controls as defined by Section 404 of the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer and accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

As of April 30, 2026, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial Business Combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Quarterly Report. Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Final Prospectus. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal period covered by this Quarterly Report, on February 20, 2026, we issued 1,150,000 Ordinary Shares to our Sponsor, which aggregated the number of founder shares owned by our Sponsor to 2,875,000 Ordinary Shares (the “Founder Shares”). The Sponsor paid an aggregate consideration of $25,000 for the Founder Shares. The Founder Shares originally included up to 375,000 Ordinary Shares subject to forfeiture, to the extent that the underwriter’s over-allotment was not exercised in full or in part within the 45-day exercise period, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares after the IPO. On May 20, 2026, the underwriter exercised its over-allotment option in part. As such, as of the date of this Quarterly Report, 250,000 Founder Shares are still subject to forfeiture. The Founder Shares were issued pursuant to Regulation D promulgated under the Securities Act.

Subsequent to the fiscal period covered by this Quarterly Report, on May 11, 2026, simultaneous with the consummation of our IPO, we consummated the First Private Placement of 221,500 Private Units to the Sponsor, at a price of $10.00 per Unit, generating gross proceeds of $2,215,000. On May 27, 2026, simultaneously with the closing of the underwriter’s partial exercise of the over-allotment option, we consummated the Second Private Placement of 4,750 Private Units to the Sponsor, at a price of $10.00 per Unit, generating gross proceeds of $47,500. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act, as the transactions did not involve a public offering. The Private Units are identical to the Units sold in the IPO, subject to certain limited exceptions as described in the Final Prospectus. The Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Final Prospectus) until 30 days following the completion of the Company’s initial business combination.

A total of $105,525,000 ($10.05 per Unit) of the net proceeds from the sales of Units in the IPO, the Option Units and the Private Units were placed in the Trust Account.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended April 30, 2026.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

⁎	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Starlink AI Acquisition Corporation

Date: June 17, 2026	By:	/s/ Gus Liu
	Name:	Gus Liu
	Title:	Chairman of Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: June 17, 2026	By:	/s/ Gracie Gao
	Name:	Gracie Gao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

