Form 10-Q
period 2026-07-31
Starlink AI Acquisition Corp
filed 2026-09-14
CIK 2094076

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 14, 2026, there were 13,501,250 ordinary shares, par value $0.0001 per share, issued and outstanding.

Starlink AI Acquisition Corporation

FORM 10-Q

For the Quarter Ended July 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

STARLINK AI ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	July 31, 2026 (Unaudited)	January 31, 2026
Assets:
Current Assets
Cash	$545,960	$100,000
Prepaid expenses	86,076	-
Total Current Assets	632,036	100,000

Deferred offering costs	-	232,134
Investments held in Trust Account	106,372,992	-
Total Assets	$107,005,028	$332,134

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accounts payable and accrued expenses	$18,854	$3,000
Due to related party	34,877	58,921
Promissory note – related party	-	300,000
Total Current Liabilities	53,731	361,921

Deferred underwriting fee payable	3,675,000	-
Total Liabilities	3,728,731	361,921

Commitments and Contingencies – see Note 6

Ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 10,500,000 shares at redemption value of $10.13 per share as of July 31, 2026 and 0 shares subject to possible redemption as of January 31, 2026	106,372,992	-

Shareholders’ Deficit
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,001,250(1)(2) shares and 2,875,000(1) shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively (excluding 10,500,000 and 0 shares subject to possible redemption as of July 31, 2026 and January 31, 2026, respectively)	300	287
Additional paid-in capital	-	24,713
Accumulated deficit	(3,096,995)	(54,787)
Total Shareholders’ Deficit	(3,096,695)	(29,787)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$107,005,028	$332,134

(1)	Ordinary shares have been retroactively restated to reflect the issuance of an additional 1,150,000 Founder Shares to the Sponsor for no consideration on February 20, 2026, resulting in an aggregate of 2,875,000 Founder Shares held by the Sponsor (of which 1,725,000 Founder Shares were originally issued on September 29, 2025 for an aggregate purchase price of $25,000), including an aggregate of up to 375,000 Founder Shares that were subject to forfeiture to the extent the underwriters’ Over-Allotment Option was not exercised in full or in part (see Note 5).

(2)	As a result of the partial exercise of the underwriters’ over-allotment option to purchase 500,000 Units, which closed on May 27, 2026, 125,000 of the 375,000 Founder Shares were no longer subject to forfeiture. The remaining 250,000 Founder Shares were forfeited for no consideration upon expiration of the unexercised portion of the over-allotment option in June 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARLINK AI ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended July 31, 2026	For the Six Months Ended July 31, 2026
General and administrative expenses	$140,167	$173,023
Loss from operations	(140,167)	$(173,023)

Other income
Interest earned on investments held in Trust Account	847,992	847,992
Total other income	847,992	847,992
Net income	$707,825	$674,969

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	9,157,609	4,654,696
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.06	$0.09
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares(1)(2)	2,918,753	2,712,847
Basic and diluted net income per share, non-redeemable ordinary shares	$0.06	$0.09

(1)	Ordinary shares have been retroactively restated to reflect the issuance of an additional 1,150,000 Founder Shares to the Sponsor for no consideration on February 20, 2026, resulting in an aggregate of 2,875,000 Founder Shares held by the Sponsor (of which 1,725,000 Founder Shares were originally issued on September 29, 2025 for an aggregate purchase price of $25,000), including an aggregate of up to 375,000 Founder Shares that were subject to forfeiture to the extent the underwriters’ Over-Allotment Option was not exercised in full or in part (see Note 5).

(2)	As a result of the partial exercise of the underwriters’ over-allotment option to purchase 500,000 Units, which closed on May 27, 2026, 125,000 of the 375,000 Founder Shares were no longer subject to forfeiture, and the remaining 250,000 Founder Shares were forfeited for no consideration upon expiration of the unexercised portion of the over-allotment option in June 2026. The weighted average number of Founder Shares used in computing net income per share excludes all 375,000 shares initially subject to forfeiture from the date of original issuance, with the release of 125,000 shares from forfeiture reflected prospectively from May 27, 2026, the date on which the contingency related to those shares was resolved.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARLINK AI ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2026

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares(1)	Amount	Capital	Deficit	Deficit
Balance–January 31, 2026	2,875,000	$287	$24,713	$(54,787)	$(29,787)
Net loss	-	-	-	(32,856)	(32,856)
Balance– April 30, 2026	2,875,000	$287	$24,713	$(87,643)	$(62,643)
Forfeiture of founder shares(2)	(250,000)	(25)	25	-	-
Issuance of Private Units	226,250	23	2,262,477	-	2,262,500
Issuance of Representative Shares	150,000	15	233,985	-	234,000
Reversal of over-allotment option	-	-	135,611	-	135,611
Issuance of Public Rights, net of issuance costs	-	-	3,799,962	-	3,799,962
Accretion of carrying value to redemption value	-	-	(9,325,958)	-	(9,325,958)
Remeasurement of carrying value to redemption value (trust interest)	-	-	(847,992)	-	(847,992)
Accretion of additional paid-in capital to accumulated deficit	-	-	3,717,177	(3,717,177)	-
Net income				707,825	707,825
Balance–July 31, 2026	3,001,250	$300	$-	$(3,096,995)	$(3,096,695)

(1)

Ordinary shares have been retroactively restated to reflect the issuance of an additional 1,150,000 Founder Shares to the Sponsor for no consideration on February 20, 2026, resulting in an aggregate of 2,875,000 Founder Shares held by the Sponsor (of which 1,725,000 Founder Shares were originally issued on September 29, 2025 for an aggregate purchase price of $25,000), including an aggregate of up to 375,000 Founder Shares that were subject to forfeiture to the extent the underwriters’ Over-Allotment Option was not exercised in full or in part (see Note 5).

(2)	As a result of the partial exercise of the underwriters’ over-allotment option to purchase 500,000 Units, which closed on May 27, 2026, 125,000 of the 375,000 Founder Shares were no longer subject to forfeiture. The remaining 250,000 Founder Shares were forfeited for no consideration upon expiration of the unexercised portion of the over-allotment option in June 2026.

The accompanying notes are an integral part of these unaudited condensed financial statements.

STARLINK AI ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended July 31, 2026
Cash Flows from Operating Activities:
Net income	$674,969
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(847,992)
Changes in operating assets and liabilities:
Prepaid expenses	(86,076)
Accounts payable and accrued expenses	15,854
Due to related party for administrative service fee	27,741
Net cash used in operating activities	(215,504)

Cash Flows from Investing Activities:
Cash held in Trust Account	(105,525,000)
Net cash used in investing activities	(105,525,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	105,000,000
Proceeds from sale of Private Units	2,262,500
Repayment of promissory note – related party	(300,000)
Repayment of related party advance	(51,786)
Payment of underwriter fees	(472,500)
Payment of offering costs	(251,750)
Net cash provided by financing activities	106,186,464

Net Changes in Cash	445,960
Cash - Beginning of period	100,000
Cash - End of period	$545,960

Supplemental Disclosure of Non-cash Financing Activities:
Remeasurement of carrying value to redemption value	$847,992
Accretion of carrying value to redemption value of redeemable ordinary shares	$9,325,958
Fair value of Representative Shares included in deferred offering costs	$234,000

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

As of July 31, 2026, the Company had not commenced any operations. All activities through July 31, 2026 are related to the Company’s organizational activities as well as activities related to completing the initial public offering (“IPO”), which are described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO and sale of Private Units (as defined below). The Company has selected January 31 as its fiscal year end.

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

Upon the underwriters’ partial exercise of the over-allotment option, transaction costs amounted to $5,000,995, consisting of $472,500 upfront underwriting commission paid in cash at the closing date of the IPO and the over-allotment option, $3,675,000 deferred underwriting commission (representing 3.5% of the proceeds remaining in the Trust Account immediately prior to the closing of the initial Business Combination, assuming no redemptions of Public Shares), and $853,495 of legal and other offering costs.

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

A total of $105,525,000 ($10.05 per Unit) of the net proceeds from the sales of Units in the IPO, the Option Units and the Private Placements Units on May 11, 2026 and May 27, 2026, were placed in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The funds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the Private Units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s post-offering memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the public shares if the Company does not complete the Company’s initial Business Combination within 12 months from the closing date of this offering (or 15 months in the event that a definitive business combination agreement has been publicly announced within such 12-month period) (the “Completion Window”, subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the Completion Window may be extended by shareholders via an amendment to the Company’s post-offering memorandum and articles of association), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of all of our public shares if the company is unable to complete their initial business combination within 12 months from the closing date of this offering (or 15 months in the event that a definitive business combination agreement has been publicly announced within such 12-month period) (unless such Completion Window is extended by shareholders via an amendment to the Company’s post-offering memorandum and articles of association), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. If the Company seeks shareholder approval, the Company will complete the Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its post-offering memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Shareholders”) and the underwriter has agreed (a) to vote its Founder Shares, Private Shares (as defined in Note 4), shares issued as underwriting commissions (see Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the post-offering memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares in connection with the completion of initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to our post-offering memorandum and articles of association (A) that would modify the substance or timing of the obligation to provide holders of the ordinary shares the right to have their shares redeemed in connection with initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Completion Window, or (B) with respect to any other provision relating to the rights of holders of our ordinary shares and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to consummate an initial business combination within the Completion Window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete its initial business combination within the prescribed time frame). If the Company seeks shareholders’ approval, the Company will complete its initial business combination only if it obtains the approval of an ordinary resolution under Cayman Islands law and the Company’s post-offering memorandum and articles of association. In such case, the initial shareholder has agreed to vote its founder shares and public shares in favor of initial business combination.

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

Going Concern Consideration

As of July 31, 2026, the Company had $545,960 in cash and working capital of $578,305. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until May 11, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will be required to cease all operations and proceed to wind up, dissolve and liquidate in accordance with its Amended and Restated Memorandum and Articles of Association and applicable Cayman Islands law. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statement. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Note 2 — Significant accounting policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on May 15, 2026. The interim results for the three and six months ended July 31, 2026 are not necessarily indicative of the results that may be expected through January 31, 2027 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $545,960 and $100,000 in cash and none in cash equivalents as of July 31, 2026 and January 31, 2026, respectively.

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

Investments Held in Trust Account

As of July 31, 2026 and January 31, 2026, the Company had $106,372,992 and $0, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

Investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Earnings on investments held in the Trust Account are included in interest earned on investments held in the Trust Account in the accompanying statement of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of July 31, 2026 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	July 31, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$106,372,992	$106,372,992	-	-

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

The Company has elected to recognize the changes immediately. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of July 31, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of July 31, 2026, the ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$105,000,000
Less:
Proceeds allocated to Public Rights, net of issuance costs	(3,799,962)
Public shares issuance costs	(4,810,957)
Offering costs allocated to permanent equity	(190,039)
Plus:
Accretion of carrying value to redemption value	9,325,958
Subsequent remeasurement carrying value to redemption (Trust account interest)	847,992
Ordinary shares subject to possible redemption, July 31, 2026	$106,372,992

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

As the rights to be issued upon the closing of the IPO and private placements meet the criteria for equity classification under ASC 815, therefore, the rights are classified as equity. As of July 31, 2026, there are 10,500,000 Public and 226,250 Private Rights issued and outstanding.

Net Income Per Ordinary Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as redeemable ordinary shares (the Public Shares) and non-redeemable ordinary shares (the Founder Shares, the Private Placement Shares and the Representative Shares). Net income per ordinary share is calculated using the two-class method and is computed by dividing net income, allocated on a pro rata basis between the two classes based on the weighted average number of shares of each class outstanding during the period, by the weighted average number of ordinary shares outstanding for each class. The Company has elected to treat only the portion of the periodic adjustment to the carrying amount of the redeemable shares that reflects a redemption in excess of fair value like a dividend. As the redemption value of the redeemable shares approximates fair value, no such adjustment was required and income or loss allocable to each class of ordinary shares has not been adjusted for the accretion of carrying value to redemption value.

The calculation of diluted net income per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement, since the conversion of the rights is contingent upon the occurrence of future events. As of July 31, 2026, the Company did not have any other dilutive securities or contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The net income per share presented in the unaudited condensed statements of operations is based on the following:

	For the three months ended July 31, 2026	For the six months ended July 31, 2026
Net income	$707,825	$674,969

	For the three months ended July 31, 2026		For the six months ended July 31, 2026
	Redeemable shares	Non- redeemable shares	Redeemable shares	Non- redeemable shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$536,749	$171,075	$426,434	$248,534

Denominator:
Basic and diluted weighted average shares outstanding	9,157,609	2,918,753	4,654,696	2,712,847
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.09	$0.09

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of July 31, 2026 and January 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement.

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

As of July 31, 2026, there were 2,625,000 Founder Shares issued and outstanding, after the forfeiture of 250,000 Founder Shares for no consideration as a result of the partial exercise of the underwriters’ over-allotment option to purchase 500,000 Units which was closed on May 27, 2026. As of January 31, 2026, 2,875,000 Founder Shares were issued and outstanding, of which up to 375,000 shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. Ordinary shares have been retroactively restated to reflect the issuance of an additional 1,150,000 founder shares to the Sponsor for no consideration on February 20, 2026.

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

Due to Related Party

The Sponsor paid certain formation or operating costs on behalf of the Company; the Company also received additional funds from the Sponsor. These amounts are due on demand and non-interest bearing. As of July 31, 2026, the amount due to the related party was $34,877, consisting of $7,135 of advances from the Sponsor and $27,742 of unpaid administrative service fees. As of January 31, 2026, the amount due to the related party was $58,921.

Promissory Note — Related Party

On September 29, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free; the principal may be drawn down from time to time upon a written request from the Company to the Sponsor. The Promissory Note is due on the earlier of: (i) December 31, 2026 or (ii) the date on which the Company consummates an initial public offering of its securities. The total outstanding balance of $300,000 under the Promissory Note was repaid on May 11, 2026. As of July 31, 2026 and January 31, 2026, $0 and $300,000 were outstanding under the Promissory Note.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. The Company incurred $27,742 during each of the three- and six-month periods ended July 31, 2026. As of July 31, 2026 and January 31, 2026, unpaid balances of $27,742 and $0, respectively, were included in Due to related party on the accompanying unaudited condensed balance sheets.

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

As of July 31, 2026 and January 31, 2026, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Registration Rights

On May 7, 2026, the Company entered into a Registration Rights Agreement with the holders of the Founder Shares, Private Units and certain other security holders, pursuant to which such holders are entitled to certain demand and “piggy-back” registration rights. The holders of these securities are entitled to make up to three demands that the Company registers such securities. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter, A.G.P./Alliance Global Partners (“A.G.P.”), a 45-day option from the effective date of the Registration Statement (May 7, 2026) to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the applicable underwriting discounts and commissions, expiring on June 21, 2026. The underwriter partially exercised its over-allotment option to purchase 500,000 Units which was closed on May 27, 2026, which resulted in 125,000 shares of the total 375,000 ordinary shares no longer being subject to forfeiture. The remaining 250,000 shares were subsequently forfeited for no consideration after the expiration of the over-allotment option in June 2026.

The underwriters were entitled to a cash underwriting discount of 0.45% of the gross proceeds of the IPO and over-allotment, or $472,500 which was paid upon the closing of the IPO and the underwriters’ partial exercise of the over-allotment option. The underwriters were also entitled to an aggregate of 150,000 ordinary shares (“Representative Shares”), as part of representative compensation, which were issued upon the closing of the IPO. Finally, a deferred underwriting discount of 3.5% of the proceeds remaining in the Trust Account immediately prior to the closing of the initial Business Combination will be payable in cash upon the closing of the initial Business Combination, or $3,675,000 assuming no redemptions of Public Shares.

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

Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement relating to the IPO pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales in the IPO, subject to exceptions pursuant to Rule 5110(e)(2).

Note 7 - Shareholders’ Deficit

Ordinary Shares — The Company is authorized to issue up to 500,000,000 ordinary shares with a par value of $0.0001 per share. On September 29, 2025, the Company issued 1,725,000 ordinary shares to the Sponsor for $25,000, or approximately $0.0145 per share. On February 20, 2026, the Company issued an additional 1,150,000 founder shares to the Sponsor for no consideration. As a result, the Sponsor holds a total of 2,875,000 founder shares, or approximately $0.0087 per share. As of January 31, 2026, there were 2,875,000 Founder Shares issued and outstanding (which were retroactively restated to reflect the February 20, 2026 issuance), of which up to 375,000 of the Founder Shares are subject to forfeiture to the extent that the underwriters’ Over-Allotment Option is not exercised in full or in part.

As of July 31, 2026, there were 2,625,000 Founder Shares issued and outstanding; the share amount reflects the partial exercise of the underwriters’ over-allotment option, which was closed on May 27, 2026 and the forfeiture of 250,000 Founder Shares for no consideration following the expiration of the over-allotment option in June 2026.

Rights — As of July 31, 2026, there were 10,500,000 Public Rights and 226,250 Private Rights outstanding, respectively. There were no rights outstanding as of January 31, 2026. Each holder of a right will receive one-fourth (1/4) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive their additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per ordinary share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively convert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	July 31, 2026	January 31, 2026
Investments held in Trust Account	$106,372,992	$-

The CODM reviews the position of total assets available to assess if the Company has sufficient resources available to discharge its liabilities.

	For the Three Months Ended July 31, 2026	For the Six Months Ended July 31, 2026
General and administrative expenses	$140,167	$173,023
Interest earned on investments held in Trust Account	$847,992	847,992

The key measure of segment profit or loss reviewed by our CODM is general and administrative expenses. General and administrative expenses include accounting expenses, printing expenses, and regulatory filing fees, none of which are deemed to be significant segment expenses, and are reviewed in aggregate to ensure alignment with budget and contractual obligations. These expenses are monitored to manage and forecast cash available to complete a business combination within the required period.

The CODM reviews interest earned on investments in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investments with the Trust Account funds while maintaining compliance with the trust agreement.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Following the closing of the IPO, the partial exercise of the over-allotment option and the Private Placement, a total of $105,525,000 ($10.05 per Unit) was held in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). We incurred total transaction costs of $5,000,995, consisting of $472,500 upfront underwriting commission paid in cash at the closing date of the IPO and the partial exercise of the over-allotment option, $3,675,000 deferred underwriting commission (representing 3.5% of the proceeds remaining in the Trust Account immediately prior to the closing of the initial Business Combination, assuming no redemptions of Public Shares), and $853,495 of legal and other offering costs.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 29, 2025 (inception) through July 31, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended July 31, 2026, we had net income of $707,825, which consisted of interest income of $847,992, offset by general and administrative expenses of $140,167.

For the six months ended July 31, 2026, we had net income of $674,969, which consisted of interest income of $847,992, offset by general and administrative expenses of $173,023.

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

Going Concern Consideration

As of July 31, 2026, the Company had $545,960 in cash and working capital of $578,305. The Company’s liquidity needs prior to the consummation of the IPO had been satisfied through a $300,000 promissory note and advances from the Sponsor.

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

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until May 11, 2027 (unless the Company extends such period) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards “Codification Subtopic 205-40, Presentation of Financial Statements - Going Concern”, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

Underwriting Agreement

We granted the underwriters a 45-day option following the date of the Final Prospectus to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On May 20, 2026, the underwriters partially exercised the over-allotment option to purchase the Option Units at $10.00 per unit. The closing of the issuance and sale of the Option Units occurred on May 27, 2026. As a result of the partial exercise of the underwriters’ over-allotment option, 125,000 out of the total 375,000 ordinary shares held by the Sponsor were no longer subject to forfeiture. The remaining 250,000 shares were subsequently forfeited for no consideration after the expiration of the over-allotment option in June 2026.

The underwriters were entitled to a cash underwriting discount of 0.45% of the gross proceeds of the IPO and over-allotment, or $472,500 which was paid upon the closing of the IPO and the underwriters’ partial exercise of the over-allotment option. The underwriters were also entitled to an aggregate of 150,000 ordinary shares (“Representative Shares”), as part of representative compensation, which were issued upon the closing of the IPO. Finally, a deferred underwriting discount of 3.5% of the proceeds remaining in the Trust Account immediately prior to the closing of the initial Business Combination will be payable in cash upon the closing of the initial Business Combination, or $3,675,000 assuming no redemptions of Public Shares.

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

Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement relating to the IPO pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales in the IPO, subject to exceptions pursuant to Rule 5110(e)(2).

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of July 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies and Estimates

We prepare our unaudited financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of unaudited financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. Making estimates requires management to exercise significant judgement. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ significantly from the estimates made by our management. As of July 31, 2026, we have not identified any critical accounting policies and estimates.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended July 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2026, our disclosure controls and procedures were not effective, because, in light of the Company's limited operations and personnel since inception as a blank check company, the Company has not yet fully designed, implemented and documented formal internal control over financial reporting, including with respect to segregation of duties and written policies and procedures for accounting and financial reporting. Notwithstanding the foregoing, management believes that the unaudited condensed financial statements included in this Quarterly Report fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented. Management intends to continue to develop and formalize the Company's internal control over financial reporting, including in connection with the preparation for its initial business combination.

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

As of July 31, 2026, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial Business Combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal period covered by this Quarterly Report, on February 20, 2026, we issued 1,150,000 Ordinary Shares to our Sponsor, which aggregated the number of founder shares owned by our Sponsor to 2,875,000 Ordinary Shares (the “Founder Shares”). The Sponsor paid an aggregate consideration of $25,000 for the Founder Shares. The Founder Shares originally included up to 375,000 Ordinary Shares subject to forfeiture, to the extent that the underwriter’s over-allotment was not exercised in full or in part within the 45-day exercise period, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of our issued and outstanding ordinary shares after the IPO. On May 20, 2026, the underwriter partially exercised its over-allotment option to purchase 500,000 additional Units. As a result of the partial exercise, 125,000 Founder Shares were no longer subject to forfeiture. Upon the expiration of the remaining over-allotment option in June 2026, the remaining 250,000 Founder Shares were forfeited for no consideration.

During the fiscal period covered by this Quarterly Report, on May 11, 2026, simultaneously with the consummation of our IPO, we consummated the First Private Placement of 221,500 Private Units to the Sponsor, at a price of $10.00 per Unit, generating gross proceeds of $2,215,000. On May 27, 2026, simultaneously with the closing of the underwriter’s partial exercise of the over-allotment option, we consummated the Second Private Placement of 4,750 Private Units to the Sponsor, at a price of $10.00 per Unit, generating gross proceeds of $47,500. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act, as the transactions did not involve a public offering. The Private Units are identical to the Units sold in the IPO, subject to certain limited exceptions as described in the Final Prospectus. The Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Final Prospectus) until 30 days following the completion of the Company’s initial business combination.

A total of $105,525,000 ($10.05 per Unit) of the net proceeds from the sales of Units in the IPO, the Option Units and the Private Units were placed in the Trust Account.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended July 31, 2026, none of the Company’s directors or officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q for the quarter ended July 31, 2026.

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

Starlink AI Acquisition Corporation

Date: September 14, 2026	By:	/s/ Gus Liu
	Name:	Gus Liu
	Title:	Chairman of Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: September 14, 2026	By:	/s/ Gracie Gao
	Name:	Gracie Gao
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

